Form 10-K
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-AC2
filed 2007-04-02
CIK 1352418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-125422-44

       Bear Stearns Asset Backed Securities I Trust 2006-AC2
       (exact name of issuing entity as specified in its charter)

       Bear Stearns Asset Backed Securities I LLC.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195422
  (State or other jurisdiction of                   54-2195423
  incorporation or organization)                    54-2195424
                                                    54-2197863
                                                    54-2197864
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



           None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            Pursuant to Instruction 2 to Item 1122, this report on Form 10-K does not contain and is not required to contain the Item 1122 assessment and attestation of compliance for Waterfield Mortgage Company Incorporated ("Waterfield"), as a servicer of 5% or less of the pool assets for the Bear Stearns Asset Backed Securities I Trust 2006-AC2. Waterfield effectively ceased to operate as a going concern on October 16, 2006, at which time it also ceased all servicing and subservicing functions. Waterfield's servicing and subservicing functions for loans in the transaction were transferred to a successor servicer or servicers prior to October 2006. Although Waterfield contractually agreed to provide an 1122 assessment and attestation of compliance as Servicer in this transaction, it did not deliver them before ceasing its operations.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits

    (4.1) Pooling and Servicing Agreement, dated as of February 1, 2006, among
          Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, Wells Fargo Bank, National Association, as master servicer and securities administrator and U.S. Bank National Association, as trustee (As previously filed on Form 8-K filed on March 15, 2006 and is hereby incorporated by reference into this report on Form 10-K).


   (10.1) Terms Agreement, dated February 28, 2006, between Bear, Stearns & Co.
          Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor, relating to the Underwriting Agreement, dated February 17, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on March 15, 2006 and is hereby incorporated by reference into this report on Form 10-K).

   (10.2) Assignment,  Assumption and Recognition  Agreement made as of February
          28, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust
          2006-AC2,  Asset-Backed  Certificates,   Series  2006-AC2  (the
          "Assignee") and HSBC Mortgage Corporation (USA) (the "Company")

   (10.3) Assignment,  Assumption and Recognition  Agreement,  dated as of
          February 28, 2006, by EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2 (the "Assignee") and Wells Fargo Bank, N.A.
          (the "Company").

   (10.4) Assignment,  Assumption  and  Recognition  Agreement made as of
          February 28, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2
          (the Assignee") and Savannah Bank, NA dba Harbourside Mortgage Corporation (the "Company").


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) American Home Mortgage Servicing, Inc., as Servicer <F2>
      b) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation <F1>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F2>
      e) Harborside Mortgage Corporation, as Servicer <F2>
      f) HSBC Mortgage Corporation, USA, as Servicer <F2>
      g) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      h) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      i) Waterfield Mortgage Company, Incorporated, as Servicer <F2>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) Wells Fargo Bank, N.A., as Custodian <F1>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) American Home Mortgage Servicing, Inc., as Servicer <F2>
      b) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation <F1>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F2>
      e) Harborside Mortgage Corporation, as Servicer <F2>
      f) HSBC Mortgage Corporation, USA, as Servicer <F2>
      g) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      h) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      i) Waterfield Mortgage Company, Incorporated, as Servicer <F2>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) Wells Fargo Bank, N.A., as Custodian <F1>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>

     (35) Servicer compliance statement.

      a) American Home Mortgage Servicing, Inc., as Servicer <F3>
      b) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F4>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA  <F4>
      e) Harborside Mortgage Corporation, as Servicer <F3>
      f) HSBC Mortgage Corporation, USA, as Servicer <F3>
      g) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F4>
      h) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>
      i) Waterfield Mortgage Company, Incorporated, as Servicer <F3>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) Wells Fargo Bank, N.A., as Custodian <F4>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>

   (b) Not applicable.

   (c) Omitted.


   Filed herewith.

   The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

   <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns Asset Backed Securities I Trust 2006-AC2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      b) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) EMC Mortgage Corporation, as Servicer
      g) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      h) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator
      m) Wells Fargo Bank, N.A., as Custodian
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      b) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) EMC Mortgage Corporation, as Servicer
      g) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      h) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator
      m) Wells Fargo Bank, N.A., as Custodian
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.

     (35) Servicer compliance statement.

      c) EMC Mortgage Corporation, as Servicer
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator

  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns Asset Backed Securities I Trust 2006-AC2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     American Home Mortgage Servicing, Inc., as Servicer, EMC Mortgage Corporation, as Servicer, Harborside Mortgage Corporation, as Servicer, HSBC Mortgage Corporation, USA, as Servicer and Waterfield Mortgage Company, Incorporated, as Servicer.

     Dated: April 1, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


EX-33 (b)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
section 1122(d)(2)(vi) and section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in section 1122(d)(2)(vi), section 1122(d)(4)(xi) and section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with section 1122(d)(2)(vi) and section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.




/s/ John Frobose
By: John Frobose
Senior Vice President


Date: February 23, 2007





EX-33 (c)
(logo)EMC
Mortgage Corporation
Proven Performance

Certification Regarding Compliance with Applicable Servicing Criteria


1. EMC Mortgage Corporation ("EMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");


2. Except as set forth in paragraph 3 below, EMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;


3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to EMC based on the activities it performs, directly or through its Vendors, with respect to the Platform;


4. EMC has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;


5. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on EMC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

/s/ John Vella
John Vella
President and Chief Executive Officer

March 12, 2007


2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) Member
Mortgage Bankers Association of America


(page)

Appendix A


SERVICING CRITERIA                                                          APPLICABLE                                 INAPPLICABLE
                                                                            SERVICING CRITERIA                         SERVICING
                                                                                                                       CRITERIA
                                                              Performed    Performed by     Performed by
                                                              Directly     Sub-Servicer(s)  Sub-Servicer(s) or
                                                              By           for              Vendor(s) for
                                                              EMC          which EMC is     which EMC is
Reference               Criteria                                           the Responsible  NOT the
                                                                           Party            Responsible Party

General Servicing Consideration

1122(d)(1)(i)   Polices and procedures are instituted          X
                to monitor any performance or other
                triggers and events of default in
                accordance with the transaction
                agreements.

1122(d)(1)(ii)  If any material servicing activities
                are outsourced to third parties,               X
                policies and procedures are
                instituted to monitor the third
                party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction
                agreements to maintain a back-up                                                                           X
                servicer for the mortgage loans
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and
                omissions policy is in effect on                X
                the party participating in the
                servicing function throughout the
                reporting period in the amount of
                coverage required by and otherwise in
                accordance with the terms of the
                transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on mortgage loans are
                deposited into the appropriate                  X
                custodial bank accounts and related
                bank clearing accounts no more than
                two business days following receipt,
                or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on         X
                behalf of an obligor or to an investor
                are made only by authorized personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions,       X
                and any interest or other fees charged for
                such advances, are made, reviewed and
                approved as specified in the transaction
                agreements.

1122(d)(2)iv)   The related accounts for the transaction,
                such as cash reserve accounts or accounts        X
                established as a form of overcollateralization.
                are separately maintained (e.g. with
                respect to commingling of cash) as set
                forth in the transaction agreements.

1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set  X
                forth in the transaction agreements. For
                purposes of this criterion, "federally insured
                depository institutions" with respect to a
                foreign financial institution means a foreign
                financial that meets the requirements of Rule
                13k-1(b)(1) of the Securities Exchange Act.


(page)

Appendix A (page 2)

Servicing Criteria
                                                                                APPLICABLE                           INAPPLICABLE
                                                                             SERVICING CRITERIA                         SERVICING
                                                                                                                        CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Cash Collection and Administration (con't)

1122(d)(2)(vi)   Un-issued checks are safeguarded                X                                     X
                 so as to prevent unauthorized access.

1122(d)(2)vii)  Reconciliations are prepared on a monthly
                basis for all asset-backed securities related    X
                bank accounts, including custodial accounts
                and related bank clearing accounts. These
                reconciliations are (A) mathematically
                accurate; (B) prepared within 30 calendar
                days after the bank statement cutoff date, or
                such other number of days specified in the
                transaction agreements; (C) reviewed and
                approved by someone other than the person
                who prepared the reconciliation; items are
                resolved within 90 calendar days of their
                original identification, or such other number
                of days specified in the transaction
                agreements.

Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those
                to be filed with the Commission, are              X
                maintained in accordance with the
                transaction agreements and applicable
                Commission requirements. Specifically,
                such reports (A) are prepared in
                accordance with timeframes and other
                terms set forth in the transaction
                agreements; C)1 are filed with the
                Commission as required by its rules
                and regulations; and (D) agree with
                investors' or the trustee's records as
                to the total unpaid principal balance and
                number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated
                and remitted in accordance with                   X
                timeframes, distribution priority
                and other terms set forth in the
                transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor
                are posted within two business                     X
                days to the Servicer's investor
                records, or such other number
                of days specified in the
                transaction agreements.

1122(d)(3)(iv)  Amounts remitted to investors
                per the investor reports agree                     X
                with cancelled checks, or other
                form of payment, or custodial bank
                statements.

Pool Asset Administration

1122(d)(4)(i)   Collateral or security on mortgage
                loans is maintained as required by                 X
                the transaction agreements or
                related mortgage loan documents.

1 EMC is not responsible for filing reports with the Commission as included in this criterion. The responsibility lies with the Securities Administrator or the Trustee depending on the specific transaction agreements.


Appendix A (page 3)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party

Pool Asset Administration (con't)

1122(d)(4)(ii)   Mortgage loan and related documents
                 are safeguarded as required by the               X
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or
                 substitutions to the asset                       X
                 pool are made, reviewed and
                 approved in accordance with
                 any conditions or requirements
                 in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including
                 any payoffs, made in accordance with             X
                 the related mortgage loan documents
                 are posted to the Servicer's obligor
                 records maintained no more than two
                 business days after receipt, or such
                 other number of days specified in the
                 transaction agreements, and allocated to
                 principal, interest or other items (e.g.,
                 escrow) in accordance with the related
                 mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the
                 mortgage loans agree with the Servicer's         X
                 records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or
                 status of an obligor's mortgage loans            X
                 (e.g., loan modifications or re-agings)
                 are made reviewed and approved by
                 authorized personnel in accordance
                 with the transaction agreements and
                 related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions
                 (e.g., forbearance plans, modifications          X
                 and deed in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted
                 and concluded in accordance with the
                 timeframes or other requirements
                 established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are
                 maintained during the period a mortgage          X
                 loan is delinquent in accordance with the
                 transaction agreements. Such records are
                 maintained on a least a monthly basis, or
                 such other period specified in the transaction
                 agreements, and describe the entity's
                 activities in monitoring delinquent mortgage
                 loans including, for example, phone calls,
                 letters and payment rescheduling plans in
                 cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates
                 of return for mortgage loans with                X
                 variable rates are computed based on
                 the related mortgage loan documents.


Appendix A (page 4)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                                 Performed     Performed by        Performed by
                                                                 Directly      Sub-Servicer(s)     Sub-Servicer(s) or
                                                                 By            for                 Vendor(s) for
                                                                 EMC           which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Pool Asset Administration (con't)

1122(d)(4)(x)    Regarding any funds held in trust for an
                 obligor (such as escrow accounts): (A) such          X
                 funds are analyzed, in accordance with the
                 obligor's mortgage loan documents, on a
                 least an annual basis, or such other period
                 specified n the transaction agreements; (B)
                 interest on such funds is paid, or credited, to
                 obligors in accordance with applicable
                 mortgage loan documents and state laws;
                 and (C) such funds are returned to the
                 obligor within 30 calendar days of full
                 repayment of the related mortgage loans, or
                 such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor
                 (such as tax or insurance payments) are              X
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the servicer at least 30
                 calendar days prior to these dates, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payments penalties in connection
                 with any payment to be made on behalf of             X
                 an obligor are paid from the Servicer's
                 funds and not charged to the obligor,
                 unless the late payment was due to the
                 obligor's error or omission.


1122(d)(4)(xiii) Disbursements made on behalf of an obligor
                 are posted within two business days to the           X                                X
                 obligor's records maintained by the Servicer,
                 or such other numbers of days specified in
                 the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible
                 accounts are recognized and recorded in              X
                 accordance with the transaction agreements.

1122(d)(4)(xv)   Any External enhancement or other support,
                 identified in Item 1114(a)(1) through (3)            X
                 or - Item 1115 of Regulation AB, is maintained
                 as set forth in the transaction agreements.


(page)


Exhibit B


Describe material instances of noncompliance:
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material instances of noncompliance by Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material deficiencies if EMC's polices and procedures to monitor Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE





EX-33 (g)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4)(xi) and 1122(d)(4)(xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.



By: /s/ Bob Ige
Name: Bob Ige
Its: Executive Vice President





EX-33 (h)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (j)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.


(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (k)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (l)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (m)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (n)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com



Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2





EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA
Tel: +1 214 840 7000
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMC Mortgage Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that EMC Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant in the Securities Act of 1933 (the Platform) as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)C,
(d)(4)(xi) and (d)(4)(xii) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (g)
(logo) Grant Thornton
Accountants and Business Advisors



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thorton LLP

Irvine, CA
February 20, 2007



18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (h)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (j)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (k)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (l)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (m)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (n)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (c)
(logo) EMC
Mortgage Corporation
Proven Performance

ITEM 1123 ANNUAL STATEMENT OF COMPLIANCE

EMC MORTGAGE CORPORATION

I, John Vella, President and Chief Executive Officer of EMC Mortgage Corporation ("EMC") as servicer pursuant to the BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2006-AC2 Agreement (the "Agreement") hereby certify that:


1. A review of EMC's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the ""Reporting Period") and EMC's performance under the Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, EMC has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2007.

BY: /s/ John A. Vella
John A. Vella
President and Chief Executive Officer



2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) MBA
Member
Mortgage Bankers
Association of America





EX-35 (j)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





EX-35 (k)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-AC2

Per Section 4.16 of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (l)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-AC2

Per Section 4.16 of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.




EX. 99

                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of February 28, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2 (the "Assignee") and HSBC Mortgage Corporation (USA) (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto purchased by the Assignor from the Company and now serviced by Company for Assignor and its successors and assigns pursuant to the Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of September 1, 2005, between Assignor and Company, as amended (the "Purchase Agreement") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                            ASSIGNMENT AND ASSUMPTION

     Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest as in, to and under (a) the Assigned Loans and (b) the Purchase Agreement with respect to the Assigned Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title or interest, in, to and under the Purchase Agreement with respect to any mortgage loan other than the Assigned Loans listed on Attachment 1. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section 2.09 of the Purchase Agreement. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Purchase Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     1. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignor's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

     (i) The Assignor has received from Company, and has delivered to the Assignee, all documents required to be delivered to Assignor by the Company prior to the date hereof pursuant to the Purchase Agreement with respect to the Assigned Loans and has not received, and has not requested from the Company, any additional documents; and

     (j) There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignor's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement.

     2. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (d) There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement; and

     (e) Assignee assumes for the benefit of each of the Assignor and the Company all of the rights of the Purchaser under the Purchase Agreement with respect to the Assigned Loans.

     3. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (e) The Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of the Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Purchase Agreement in favor of Assignor;

     (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect; and

     (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     4. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

                             RECOGNITION OF ASSIGNEE

     5. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Purchase Agreement (as modified by this AAR Agreement) but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

     6. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC2 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC2.

     Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including, but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided in written or electronic form under Amendment Reg AB to the Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of November 7, 2005 by and between the Assignor and the Company (the "Reg AB Amendment") by or on behalf of the Assignor, or provided under the Reg AB Amendment by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach by the Company of its obligations under the Reg AB Amendment, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under the Reg AB Amendment, including any failure by the Company to identify pursuant toSection 2(e)(ii) of the Reg AB Amendment any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

          (iii) any breach by the Company of a representation or warranty set forth in Section 2(a)(i) of the Reg AB Amendment or in a writing furnished pursuant to Section 2(a)(ii) of the Reg AB Amendment and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(a)(ii) of the Reg AB Amendment to the extent made as of a date subsequent to the date hereof; or

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under the Reg AB Amendment.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as determined by a court of competent jurisdiction or arbitrator appointed pursuant to the Purchase Agreement to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

     In the case of any failure of performance described in clause (ii) above, the Company shall promptly reimburse the Assignor, the Underwriter, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

                          MODIFICATION OF PURCHASE AGREEMENT

     7. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The  following  definitions  are added to Article I of the Purchase
Agreement:

     Assignee:  U.S.  Bank  National  Association,  as  trustee  for the holders
     --------
     of the Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2.

     Nonrecoverable  Advance:  Any  advance  previously  made  by  the  Company
     -----------------------
     pursuant to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

     Pooling  and  Servicing  Agreement:  That  certain  pooling  and  servicing
     ----------------------------------
     agreement, dated as of February 1, 2006, among BSABS I, the Trustee, Wells Fargo Bank, N.A. as master servicer, the Securities Administrator and EMC Mortgage Corporation.

     BSABS  I:  Bear  Stearns  Asset  Backed  Securities  I  LLC.
     --------

     Securities  Administrator:  Wells  Fargo  Bank,  N.A.
     -------------------------

     Trustee:  U.S.  Bank National Association, or its successor in interest, or
     -------
     any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     (b) The definition of Business Day is deleted in its entirety and replaced with the following:

     Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal
     ------------
     holiday in the States of New York, Maryland or Minnesota, or (iii) a day on which banks in the States of New York, Maryland or Minnesota are authorized or obligated by law or executive order to be closed.

     (c) Section 3.02(nn) is deleted in its entirety and replaced with the following:

     "(nn)     The  Mortgagor  has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Servicemembers Civil Relief Act;"

     (d) The following is added to the second sentence of the third paragraph of Section 4.13 of the Purchase Agreement:

     "; provided, however, that any REO property shall be disposed of by the Company before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO property, unless the Company is otherwise directed by the Assignee."

     (e)     The  following  is  added  as  Subsection  4.05(ix) of the Purchase
Agreement:

     "(ix)  to  reimburse  itself  for  any  Nonrecoverable  Advances;"

     (f) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

     Section  11.04      Governing  Law.
                         --------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

                                    Miscellaneous

     8. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a) In the case of Company: HSBC MORTGAGE CORPORATION (USA) Michael T Stilb/Senior Vice President 2929 Walden Avenue Depew, New York 14042

     (b)  In  the  case  of  Assignor:

          EMC Mortgage Corporation
          Mac Arthur Ridge II
          909 Hidden Ridge Drive, Suite 200
          Irving, Texas 75038
          Attention:  Ralene Ruyle
          Telecopier No.:  (972) 444-2810

          with a copy to:
          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention: Ernie Calabrese
          Telecopier No.: (212) 272-5591

     (c)  In the case of Assignee:
          U.S. Bank National Association,
          as Trustee
          One Federal Street, 3rd Floor
          Boston, Massachusetts 02110
          Attention: Corporate Trust Services - BSABS I 2006-AC2
          Telecopier No.: (617) 603-6638

     9. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of February 1, 2006, among the Assignor, the Assignee, Bear Stearns Asset Backed Securities I LLC and the Master Servicer, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Purchase Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Purchase Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

          BSABS I 2006-AC2 Master Servicer Collection Account
          Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSABS I 2006-AC2, Account # 50896000

     and the Company shall deliver all reports required to be delivered under the Purchase Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 8 herein and to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention: Client Manager BSABS I 2006-AC2

     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

     12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this AAR Agreement shall control.


(page)

     IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.


                              EMC MORTGAGE CORPORATION
                              Assignor

                              By:
                                 ---------------------------------
                              Name:
                                   -------------------------------
                              Title:
                                    ------------------------------

                              U.S. BANK NATIONAL ASSOCIATION, not individually but solely as Trustee for the Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2 Assignee

                              By:
                                 ---------------------------------
                              Name:
                                   -------------------------------
                              Title:
                                    ------------------------------

                              HSBC MORTGAGE CORPORATION
                              (USA)
                              Company

                              By:
                                 ---------------------------------
                              Name:
                                   -------------------------------
                              Title:
                                    ------------------------------

                              Acknowledged and Agreed:

                              WELLS FARGO BANK, N.A.

                              By:
                                 ---------------------------------
                              Name:
                                   -------------------------------
                              Title:
                                    ------------------------------


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------

                            (AVAILABLE UPON REQUEST)


(page)
                                  ATTACHMENT 2

                               PURCHASE AGREEMENT
                               ------------------


                            (AVAILABLE UPON REQUEST)





                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     THIS ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT (the "Assignment and Assumption Agreement"), dated as of February 28, 2006, by EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), U.S. Bank National
Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2 (the "Assignee") and Wells Fargo Bank, N.A. (the "Company").

     Whereas the Company has agreed to service certain mortgage loans listed on Exhibit A hereto (the "Mortgage Loans"), the servicing obligations to which will transfer to the Company on March 1, 2006; and

     Whereas the Assignor and the Company entered into that certain Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005 (the "Warranties and Servicing Agreement" or the "Agreement"), pursuant to which the Company hereby agrees to service the Mortgage Loans.

     In consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Mortgage Loans shall be subject to the terms of this Assignment and Assumption Agreement. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Warranties and Servicing Agreement.

Assignment  and  Assumption
---------------------------

     1. Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest in, to and under (a) the Mortgage Loans and (b) the Warranties and Servicing Agreement with respect to the Mortgage Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title and interest, to and under the Warranties and Servicing Agreement with respect to any mortgage loan other than the Mortgage Loans listed on ExhibitA. Notwithstanding anything
                                             --------
to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 of the Warranties and Servicing Agreement, and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 of the Warranties and Servicing Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Warranties and Servicing Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

     With regards to the Mortgage Loans, a breach of the representations and warranties contained in Section 3.01 of the Warranties and Servicing Agreement shall constitute termination of the Company as servicer as provided for in
Section 11.01 of the Warranties and Servicing Agreement. Section 3.02 of the Warranties and Servicing Agreement shall not apply to the Mortgage Loans.

Representations  Warranties  and  Covenants
-------------------------------------------

     2. The Assignor warrants and represents to, and covenants with, the Assignee that as of the date hereof:

          (a)  Attached  hereto  as Exhibit B is a true and accurate copy of the
                                    ---------
               Warranties and Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Assignor is the lawful owner of the Mortgage Loans with full right to transfer the Mortgage Loans and any and all of its interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Mortgage Loans to the Assignee as contemplated herein, Assignee shall have good title to each and every Mortgage Loan, as well as any and all of the Assignee's interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear of any and all liens, claims and encumbrances;

          (c) There are no offsets, counterclaims or other defenses available to the Company with respect to the Mortgage Loans or the Warranties and Servicing Agreement;

          (d) The Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Mortgage Loan;

          (e) The Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Mortgage Loans;

          (f) The Assignor has full corporate power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by the Assignor of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignor. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignor and, upon the due authorization, execution and delivery by the Assignee and the Company, will constitute the valid and legally binding obligation of the Assignor enforceable against the Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignor in connection with the execution, delivery or performance by the Assignor of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans or any interest in the Mortgage Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, or any interest in the Mortgage Loans or otherwise approached or negotiated with respect to the Mortgage Loans, or any interest in the Mortgage Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto; and

          (h) The Assignor has received from the Company, and has delivered to the Assignee, all documents required to be delivered to the Assignor by the Company prior to the date hereof pursuant to the Warranties and Servicing Agreement with respect to the Mortgage
               Loans and has not received, and has not requested from the Company, any additional documents.

     3. The Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

          (a) The Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans on behalf of the holders of Bear Stearns Asset Backed Certificates I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2;

          (b) The Assignee has full corporate power and authority to execute, deliver and perform under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignee or its property is subject. The execution, delivery and performance by the Assignee of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignee. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignee and, upon the due authorization, execution and delivery by the Assignor and the Company, will constitute the valid and legally binding obligation of Assignee enforceable against the Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignee in connection with the execution, delivery or performance by the Assignee of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby; and

          (d) The Assignee assumes all of the rights of the Purchaser under the Warranties and Servicing Agreement with respect to the Mortgage Loans other than the right to enforce the obligations of the Company under the Warranties and Servicing Agreement.

     4. The Company warrants and represents to, and covenants with, the Assignor and the Assignee as of the date hereof:

          (a)  Attached  hereto  as Exhibit B is a true and accurate copy of the
                                    ---------
               Warranties and Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States, and has all requisite power and authority to service the Mortgage Loans and otherwise to perform its obligations under the Warranties and Servicing Agreement;

          (c) The Company has full power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject. The execution, delivery and performance by the Company of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on part of the Company. This Assignment and Assumption Agreement has been duly executed and delivered by the Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against the Company in accordance with its terms except as enforceability may be limited by the effect of insolvency, liquidation, conservatorship and other similar laws administered by the Federal Deposit Insurance Corporation affecting the enforcement of contract obligations of insured banks and subject to the application of the rules of equity;

          (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Company in connection with the execution, delivery or performance by the Company of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby;

          (e) The Company shall establish a Custodial Account and an Escrow Account under the Warranties and Servicing Agreement in favor of the Assignee with respect to the Mortgage Loans separate from the Custodial Account and Escrow Account previously established under the Warranties and Servicing Agreement in favor of Assignor; and

          (f) Pursuant to Section 9.01 of the Warranties and Servicing Agreement, the Company hereby restates the representations and warranties set forth in Section 3.01 of the Warranties and Servicing Agreement with respect to the Company as of the date hereof as amended by Section 9.

     5. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this Assignment and Assumption Agreement or the breach of any covenant or condition contained herein.

     6. The Company hereby acknowledges that Wells Fargo Bank, N.A. and any successor thereto (the "Master Servicer"), has been appointed as master servicer of the Mortgage Loans pursuant to the Pooling and Servicing Agreement dated as of February 1, 2006 the "Pooling and Servicing Agreement"), among Bear Stearns Asset Backed Securities I LLC, the Assignor, the Assignee and the Master Servicer, and therefore has the right to enforce all obligations of the Company under the Warranties and Servicing Agreement. Such right will include, without limitation, the right to receive all remittances required to be made by the Company under the Warranties and Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Warranties and Servicing Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company hereby acknowledges that the Master Servicer shall be obligated to notify the Assignee in accordance with the Pooling and Servicing Agreement upon the discovery of an event of default by the Company of its obligations under the Warranties and Servicing Agreement and the Assignee shall have the right to terminate the Company as servicer under the Warranties and Servicing Agreement upon the occurrence of such an event of default.

     7. Notwithstanding any term hereof to the contrary, the execution and delivery of this Assignment and Assumption Agreement by the Assignee is solely in its capacity as trustee for Bear Steans Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this Assignment and Assumption Agreement shall be limited solely to the assets it may hold as trustee of Bear Steans Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2.

Recognition  of  Assignee
-------------------------

     8. From and after the date hereof, Company shall recognize Assignee as owner of the Mortgage Loans and will service the Mortgage Loans for Assignee as if Assignee and Company had entered into a separate servicing agreement for the servicing of the Mortgage Loans in the form of the Warranties and Servicing Agreement (as modified herein), the terms of which are incorporated herein by reference. Notwithstanding anything to the contrary contained herein or in the Warranties and Servicing Agreement, Company acknowledges that the Mortgage Loans will be part of a REMIC and hereby agrees that in no event will it service the Mortgage Loans in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in
Section 860G(d) of the Code). It is the intention of Assignor, Company and Assignee that this Assignment and Assumption Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Warranties and Servicing Agreement which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of Assignee.

Modification  ofthe  Warranties  and  ServicingAgreement
--------------------------------------------------------

     9. The Company and Assignor hereby amend the Warranties and Servicing Agreement as follows:

     (a) The following definitions shall be added to Article I of the Warranties and Servicing Agreement:

     Assignee:  U.S.  Bank  National  Association, as trustee for the holders of
     --------
     Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset Backed Certificates, Series 2006-AC2.

     Master  Servicer:  With  respect  to  any  Securitization  Transaction, the
     ----------------
     "master servicer," if any, identified in the related transaction documents.

     Nonrecoverable Advance: Any advance previously made by the Company pursuant
     ----------------------
     to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Purchaser and the Master
     Servicer  and  detailing  the  reasons  for  such  determination.

     Prepayment  Charge:  Any prepayment premium, penalty or charge payable by a
     ------------------
     Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

     Securities  Administrator:  With respect to any Securitization Transaction,
     -------------------------
     the "securities administrator," if any, identified in the related transaction documents.

     SEC:  The  Securities  and  Exchange  Commission.
     ---

     Trustee:  U.S.  Bank  National  Association.
     -------

     (b) The definition of Principal Prepayment in Article I of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     (c) The definition of "Qualified Depository" in the Warranties and Servicing Agreement shall be modified by deleting the word "A-1" and replacing it with the word "A-1+".

      (d) Article III of the Agreement is hereby amended effective as of the date hereof as follows:

          (1) Section 3.01(b) is amended by replacing the "," after the word "loans" in the third line, with a ".", and deleting the remainder of the sentence.

          (2) Section 3.01(c) is amended by deleting, "the sale of the Mortgage Loans to the Purchaser".

          (3) Section 3.01(f) is amended by adding a "." after, "The Company is solvent." And deleting the remainder of the parapgraph.

          (4) Section 3.01(h) is amended by deleting, "or the sale of the Mortgage Loans as evidenced by the consummation of the transactions contemplated by this Agreement.

          (5)  Section  3.01(i)  is  deleted  in  its  entirety.

          (6)  Section  3.01(k)  is  deleted  in  its  entirety.

          (7) by deleting Section 3.01(l) in its entirety and replacing it with the following:

               (l)  No  Material  Change.

                    There has been no material adverse change in the servicing policies and procedures, business, operations, financial condition or assets of the Company since the date of the Company's most recent financial statements that would have a material adverse effect on its ability to perform its obligations under this Agreement;

          (8)  Section  3.01(m)  is  deleted  in  its  entirety;  and

          (9)  Section  3.02  is  not  applicable  to  the  Mortgage  Loans.


     (e) Article IV of the Agreement is hereby amended effective as of the date hereof by adding the following paragraph to Section 4.03:

          The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

     (f) The following is added as Subsection 4.05(x) of the Warranties and Servicing Agreement:

          "(x)  to  reimburse  itself  for  any  Nonrecoverable  Advances;"

     (g)     Article  IV of the Agreement is hereby amended by replacing Section
4.25  with  the  following:

     The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section 4.25. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section 4.25.

     (a) It shall not be necessary for the Company to seek the consent of the Purchaser, ANy Master Servicer or any Depositor to the utilization of
                      --
     any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section 4.25 and with Sections 6.04, 6.06, 9.01(e)(iii), 9.01(e)(v), 9.01(e)(vi), 9.01(e)(vii),
     9.01(e)(viii) and 9.01(f) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 9.01(e)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 6.04 and any assessment of compliance and attestation required to be delivered by such Subservicer under Section 6.06 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 6.06 as and when required to be delivered.

     (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, such Depositor and such Master Servicer) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.06 and 9.01(f) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and the other certifications required to be delivered by such Subservicer and such Subcontractor under Section 6.06, in each case as and when required to be delivered.

     (h) Article V of the Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

No later than the tenth (10th) calendar day (or if such tenth (10th) day is not a Business Day, the first Business Day immediately preceding such tenth (10th day) of each month, the Company shall furnish to the Master Servicer an electronic file containing the data specified in Exhibit I, which data shall
                                                     ---------
reflect information as to the period ending on the last day of the preceding month, Exhibit J with respect to defaulted mortgage loans and Exhibit M, with
        ----------                                               ---------
respect  to  realized  losses  and  gains,  with  each  such  report.

     (i) Section 6.04 (Annual Statements as to Compliance) is hereby amended as follows:

          (1)     delete  paragraph  (i)  in  its  entirety;

          (2) delete the reference to "(ii)" at the beginning of the section paragraph; and

          (3) Delete the references to "the Purchaser and any Depositor" and replace each with "the Master Servicer".

     (j) Section 6.05 (Annual Independent Public Accountants' Servicing Report) is deleted in its entirety.

     (k) Section 6.06 (Report on Assessment of Compliance and Attestation) is hereby amended by replacing the references to "the Purchaser and any Depositor" with "the Master Servicer" and "the Purchaser and such Depositor" with "the Master Servicer".

     (l) Section 6.07(ii) is hereby amended by replacing the references to "Purchaser or Depositor" with "Purchaser, any Master Servicer or any Depositor" and deleting all references to the Company's obligation with respect to Third Party Originators.

     (m) The following are added as the second, third and fourth paragraphs of Section 6.09 of the Warranties and Servicing Agreement:

          "Notwithstanding anything in this Agreement to the contrary, the Company (a) shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of any Mortgage Loan that would both effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder).

          Prior to taking any action with respect to the Mortgage Loans which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel reasonably acceptable to the Securities Administrator with a copy to the Trustee with respect to whether such action could result in the imposition of a tax upon the REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
     Code) (either such event, an "Adverse REMIC Event"), and the Company shall not take any such action or cause the Trust Fund to take any such action as to which it has been advised that an Adverse REMIC Event could occur.

          The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in the REMIC. The Company shall not enter into any arrangement by which the REMIC will receive a fee or other compensation for services nor permit the REMIC to receive any income from assets other than "qualified mortgages" as defined in Section
     860G(a)(3)  of  the  Code  or "permitted investments" as defined in Section
     860G(a)(5)  of  the  Code."

     (n) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by deleting in their entirety Sections 9.01(e)(i) and 9.01(e)(ii).

     (o) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing Section 9.01(e)(iv) with the following:

     (iv) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer to) (1) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company or any Subservicer, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company or any Subservicer and any of the parties specified in Section 9.01(e)(iii)(J) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement, and (2) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

          All notification pursuant to this Section 9.01(e)(iv), other than those pursuant to Section 9.01(e)(iv)(A), should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  Section  9.01(e)(iv)(A)  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     (p) Section 9.01(e)(v) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof, by replacing the references to "the Purchaser and any Depositor" with "the Purchaser, the Master Servicer and any Depositor" and "the Purchaser and such Depositor" with "the Purchaser, the Master Servicer and such Depositor".

     (q) The third paragraph of Section 9.01 of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          The Purchaser and the Company acknowledge and agree that the purpose of Section 9.01(e) is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.

          Neither the Purchaser, the Master Servicer nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities
     Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser, the Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser and any Master Servicer to deliver to the Purchaser (including any of its assignees or designees), any Master
     Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, the Master Servicer or any Depositor to permit the Purchaser, such Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

          The Purchaser (including any of its assignees or designees) shall cooperate with the Company by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

     (r) Section 9.01(e)(vii) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten (10) days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

               (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

     (s) Article IX of the Agreement is hereby amended effective as of the date hereof by inserting the following new Section 9.01(e)(viii) as follows:

          (viii) The Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

     (t) Article IX of the Agreement is hereby amended effective as of the date hereof by inserting the following after Section 9.01(e)(iii)(H) in its entirety as follows:

          (I) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Servicer; and

          (J) a description of any affiliation or relationship between the Servicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Servicer by the Purchaser or any Depositor in writing in advance of such Securitization Transaction:

               (1)     the sponsor;
               (2)     the depositor;
               (3)     the issuing entity;
               (4)     any servicer;
               (5)     any trustee;
               (6)     any originator;
               (7)     any significant obligor;
               (8)     any enhancement or support provider; and
               (9)     any other material transaction  party.

     (u) Article IX of this Agreement is hereby amended by replacing Section 9.01(f) with the following:

     (f) the Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction; each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i)  (A)     any  untrue  statement  of  a  material fact contained or
               alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Sections 9.01(c) and (e) by or on behalf of the Company, or provided under Sections 9.01(c) and (e) by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach by the Company of its obligations under this Section 9.01(f), including any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Sections 9.01(c) and (e), including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB; or

          (iii) any breach by the Company of a representation or warranty set forth in Section 9.01(e)(iv)(A) or in a writing furnished pursuant to Section 9.01(e)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(e)(iv)(B) to the extent made as of a date subsequent to such closing date.

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under this Section.

               If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party ins such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

               In the case of any failure of performance described in sub-clause
               (ii) of this Section 9.01(f), the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

          THIS INDEMNIFICATION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT OR THE TERMINATION OF ANY PARTY TO THIS AGREEMENT.

     (v) Article X of the Agreement is hereby amended effective as of the date hereof by adding the following at the end of the last paragraph of Section 10.01:

          If the Company is terminated pursuant to this Section 10.01, the Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

     (w) The first sentence of Section 12.03 of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

          Section  12.03      Governing  Law.
                              ---------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations
Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     (x) A new Section 12.12 (Third Party Beneficiary) is hereby added to the Warranties and Servicing Agreement.

          Section  12.12     Third  Party  Beneficiary.
                             --------------------------

          For Purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

          The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit I, a copy of which is annexed hereto as Exhibit C.

     (y) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit J, a copy of which is annexed hereto as Exhibit D.

     (z) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit K, a copy of which is annexed hereto as Exhibit E.

     (aa) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit D, a copy of which is annexed hereto as Exhibit F.


     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Distributions shall be made by wire transfer of immediately available funds to:

          Bear Stearns BSABS I 2006-AC2 Master Servicer Collection Account Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSABS I 2006-AC2, A/C# 50896000

and the Company shall deliver all reports required to be delivered under the Warranties and Servicing Agreement to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention: Client Manager BSABS I 2006-AC2
          Telecopier No.: (410) 715-2380

     12.     Notices:

     The Assignor's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  Illinois
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle,  President

          With  a  copy  to:

          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention: Ernie Calabrese


     The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          U.S.  Bank  National  Association,
          as  trustee
          One  Federal  Street,  3rd  Floor
          Boston,  MA  02110
          Attention: Corporate Trust Services
          BSABS I 2006-AC2
          Telecopy: (617) 603-6413

     The Company's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          Wells  Fargo  Bank,  N.A.
          1 Home Campus
          MAC X2401-042
          Des Moines, Iowa 50328-0001
          Attention:  John  B.  Brown


          With  a  copy  to:

          Wells  Fargo  Bank,  N.A.
          1  Home  Campus
          Des  Moines,  Iowa  50328-0001
          Attention:  General  Counsel  -  MAC  X2401-06T

Miscellaneous:
--------------

     13. Each party will pay any commissions it has incurred and the Assignor shall pay the fees of its attorneys and the reasonable fees of the attorneys of the Assignee and the Company in connection with the negotiations for, documenting of and closing of the transactions contemplated by this Assignment and Assumption Agreement.

     14. This Assignment and Assumption Agreement shall be construed in accordance with the laws of the State of New York, including Sections 5-1401 and 5-1402 of the New General Obligations Law, but otherwise without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     15. No term or provision of this Assignment and Assumption Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     16. This Assignment and Assumption Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     17. This Assignment and Assumption Agreement shall survive the conveyance of the Mortgage Loans and the assignment of the Warranties and Servicing Agreement to the extent of the Mortgage Loans by Assignor to Assignee and the termination of the Warranties and Servicing Agreement.

     18. This Assignment and Assumption Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     19. In the event that any provision of this Assignment and Assumption Agreement conflicts with any provision of the Warranties and Servicing Agreement with respect to the Mortgage Loans, the terms of this Assignment and Assumption Agreement shall control.

     20. Any new loan number assigned to a Mortgage Loan by the Assignee shall be provided to the Company at the following address: Wells Fargo Bank, N.A., 1 Home Campus, MAC X2401-042, Des Moines, Iowa 50328-0001 Attention: John
B. Brown. In addition, if Assignee has changed its document custodian from the previous custodian, such new custodian's name, address and contact information shall be provided to the Company at the aforementioned address.



(page)

     IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption Agreement to be executed by their duly authorized officers as of the date first above written.


                              U.S. BANK NATIONAL ASSOCIATION, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, 2006-AC2

                              By:
                                 --------------------------------------
                              Name:  Maryellen Hunter
                              Title:    Assistant Vice President


                              EMC  MORTGAGE  CORPORATION

                              By:
                                 --------------------------------------
                              Name:
                              Title

                              WELLS FARGO BANK, N.A.,
                              as Company

                              By:
                                 --------------------------------------
                              Name:
                              Title:


Acknowledged  and  Agreed

WELLS FARGO BANK, N.A.,
as Master Servicer

By:
   ---------------------------------
Name:   Stacey Taylor
     -------------------------------
Title:  Vice President
      ------------------------------


(page)
                                    Exhibit A
                                    ---------

                                 Mortgage Loans


                            [PROVIDED UPON REQUEST]

(page)

                                    Exhibit B
                                    ---------


Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between the Wells Fargo and EMC

                             [PROVIDED UPON REQUEST]


(page)

                                    Exhibit C

                                    EXHIBIT I
                                    ---------


                        REPORTING DATA FOR MONTHLY REPORT

                                           STANDARD  FILE LAYOUT - MASTER SERVICING
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
COLUMN NAME                                 DESCRIPTION                        DECIMAL           FORMAT COMMENT           MAX
                                                                                                                          SIZE
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SER_INVESTOR_NBR       A value assigned by the Servicer to define a group               Text up to 10 digits                20
                       of loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
LOAN_NBR               A unique identifier assigned to each loan by the                 Text up to 10 digits                10
                       investor.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERVICER_LOAN_NBR      A unique number assigned to a loan by the Servicer.              Text up to 10 digits                10
                       This may be different than the LOAN_NBR.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
BORROWER_NAME          The borrower name as received in the file.  It is not            Maximum length of 30 (Last,         30
                       separated by first and last name.                                First)
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_PAY_AMT          Scheduled monthly principal and scheduled interest            2  No commas(,) or dollar signs ($)    11
                       payment that a borrower is expected to pay, P&I
                       constant.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NOTE_INT_RATE          The loan interest rate as reported by the Servicer.           4  Max length of 6                      6
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NET_INT_RATE           The loan gross interest rate less the service fee rate        4  Max length of 6                      6
                       as reported by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_FEE_RATE          The servicer's fee rate for a loan as reported by the         4  Max length of 6                      6
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_FEE_AMT           The servicer's fee amount for a loan as reported by           2  No commas(,) or dollar signs ($)    11
                       the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NEW_PAY_AMT            The new loan payment amount as reported by the                2  No commas(,) or dollar signs ($)    11
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NEW_LOAN_RATE          The new loan rate as reported by the Servicer.                4  Max length of 6                      6
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ARM_INDEX_RATE         The index the Servicer is using to calculate a                4  Max length of 6                      6
                       forecasted rate.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_BEG_PRIN_BAL      The borrower's actual principal balance at the                2  No commas(,) or dollar signs ($)    11
                       beginning of the processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_END_PRIN_BAL      The borrower's actual principal balance at the end of         2  No commas(,) or dollar signs ($)    11
                       the processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
BORR_NEXT_PAY_DUE_D    The date at the end of processing cycle that the                 MM/DD/YYYY                          10
ATE                    borrower's next payment is due to the Servicer, as
                       reported by Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_AMT_1        The first curtailment amount to be applied.                   2  No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_DATE_1       The curtailment date associated with the first                   MM/DD/YYYY                          10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
CURT_ADJ_ AMT_1        The curtailment interest on the first curtailment             2  No commas(,) or dollar signs ($)    11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_AMT_2        The second curtailment amount to be applied.                  2  No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_DATE_2       The curtailment date associated with the second                  MM/DD/YYYY                          10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
CURT_ADJ_ AMT_2        The curtailment interest on the second curtailment            2  No commas(,) or dollar signs ($)    11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_AMT_3        The third curtailment amount to be applied.                   2  No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_DATE_3       The curtailment date associated with the third                   MM/DD/YYYY                          10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
CURT_ADJ_AMT_3         The curtailment interest on the third curtailment             2  No commas(,) or dollar signs ($)    11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PIF_AMT                The loan "paid in full" amount as reported by the             2  No commas(,) or dollar signs ($)    11
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PIF_DATE               The paid in full date as reported by the Servicer.               MM/DD/YYYY                          10
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTION_CODE            The standard FNMA numeric code used to indicate                  Action Code Key:                     2
                       the default/delinquent status of a particular loan.              15=Bankruptcy,
                                                                                        30=Foreclosure, , 60=PIF,
                                                                                        63=Substitution,
                                                                                        65=Repurchase,70=REO
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
INT_ADJ_AMT            The amount of the interest adjustment as reported             2  No commas(,) or dollar signs ($)    11
                       by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SOLDIER_SAILOR_ADJ_AM  The Soldier and Sailor Adjustment amount, if                  2  No commas(,) or dollar signs ($)    11
T                      applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NON_ADV_LOAN_AMT       The Non Recoverable Loan Amount, if applicable.               2  No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
LOAN_LOSS_AMT          The amount the Servicer is passing as a loss, if              2  No commas(,) or dollar signs ($)    11
                       applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_BEG_PRIN_BAL     The scheduled outstanding principal amount due at             2  No commas(,) or dollar signs ($)    11
                       the beginning of the cycle date to be passed through
                       to investors.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_END_PRIN_BAL     The scheduled principal balance due to investors at           2  No commas(,) or dollar signs ($)    11
                       the end of a processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_PRIN_AMT         The scheduled principal amount as reported by the             2  No commas(,) or dollar signs ($)    11
                       Servicer for the current cycle -- only applicable for
                       Scheduled/Scheduled Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_NET_INT
                       The scheduled gross interest amount less the                  2  No commas(,) or dollar signs ($)    11
                       service fee amount for the current cycle as reported
                       by the Servicer -- only applicable for
                       Scheduled/Scheduled Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_PRIN_AMT          The actual principal amount collected by the                  2  No commas(,) or dollar signs ($)    11
                       Servicer for the current reporting cycle -- only
                       applicable for Actual/Actual Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_NET_INT           The actual gross interest amount less the service             2  No commas(,) or dollar signs ($)    11
                       fee amount for the current reporting cycle as
                       reported by the Servicer -- only applicable for
                       Actual/Actual Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PREPAY_PENALTY_ AMT    The penalty amount received when a borrower                   2  No commas(,) or dollar signs ($)    11
                       prepays on his loan as reported by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PREPAY_PENALTY_        The prepayment penalty amount for the loan waived             2  No commas(,) or dollar signs ($)    11
WAIVED                 by the servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
MOD_DATE               The Effective Payment Date of the Modification for               MM/DD/YYYY                          10
                       the loan.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
MOD_TYPE               The Modification Type.                                           Varchar - value can be alpha or     30
                                                                                        numeric
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
DELINQ_P&I_ADVANCE_A   The current outstanding principal and interest                2  No commas(,) or dollar signs ($)    11
MT                     advances made by Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----


(page)

                                    Exhibit D

(page)

                                     EXHIBIT J
                                    ---------

                       REPORTING DATA FOR DEFAULTED LOANS


                  STANDARD FILE LAYOUT - DELINQUENCY REPORTING




COLUMN/HEADER NAME


SERVICER_LOAN_NBR


LOAN_NBR


CLIENT_NBR
--------------------------------------------------------------------------------
SERV_INVESTOR_NBR


BORROWER_FIRST_NAME
--------------------------------------------------------------------------------
BORROWER_LAST_NAME
--------------------------------------------------------------------------------
PROP_ADDRESS
--------------------------------------------------------------------------------
PROP_STATE
--------------------------------------------------------------------------------
PROP_ZIP
--------------------------------------------------------------------------------
BORR_NEXT_PAY_DUE_DATE



LOAN_TYPE
--------------------------------------------------------------------------------
BANKRUPTCY_FILED_DATE
--------------------------------------------------------------------------------
BANKRUPTCY_CHAPTER_CODE
--------------------------------------------------------------------------------
BANKRUPTCY_CASE_NBR


POST_PETITION_DUE_DATE


BANKRUPTCY_DCHRG_DISM_DATE



LOSS_MIT_APPR_DATE


LOSS_MIT_TYPE


LOSS_MIT_EST_COMP_DATE


LOSS_MIT_ACT_COMP_DATE
--------------------------------------------------------------------------------
FRCLSR_APPROVED_DATE


ATTORNEY_REFERRAL_DATE


FIRST_LEGAL_DATE


FRCLSR_SALE_EXPECTED_DATE


FRCLSR_SALE_DATE
--------------------------------------------------------------------------------
FRCLSR_SALE_AMT



EVICTION_START_DATE
--------------------------------------------------------------------------------
EVICTION_COMPLETED_DATE


LIST_PRICE



LIST_DATE
--------------------------------------------------------------------------------
OFFER_AMT



OFFER_DATE_TIME


REO_CLOSING_DATE


REO_ACTUAL_CLOSING_DATE
--------------------------------------------------------------------------------
OCCUPANT_CODE
--------------------------------------------------------------------------------
PROP_CONDITION_CODE
--------------------------------------------------------------------------------
PROP_INSPECTION_DATE
--------------------------------------------------------------------------------
APPRAISAL_DATE
--------------------------------------------------------------------------------
CURR_PROP_VAL


REPAIRED_PROP_VAL



IF APPLICABLE:
--------------------------------------------------------------------------------
DELINQ_STATUS_CODE
--------------------------------------------------------------------------------
DELINQ_REASON_CODE



MI_CLAIM_FILED_DATE


MI_CLAIM_AMT



MI_CLAIM_PAID_DATE


MI_CLAIM_AMT_PAID



POOL_CLAIM_FILED_DATE
--------------------------------------------------------------------------------
POOL_CLAIM_AMT



POOL_CLAIM_PAID_DATE


POOL_CLAIM_AMT_PAID



FHA_PART_A_CLAIM_FILED_DATE
--------------------------------------------------------------------------------
FHA_PART_A_CLAIM_AMT



FHA_PART_A_CLAIM_PAID_DATE
--------------------------------------------------------------------------------
FHA_PART_A_CLAIM_PAID_AMT



FHA_PART_B_CLAIM_FILED_DATE
--------------------------------------------------------------------------------
FHA_PART_B_CLAIM_AMT



FHA_PART_B_CLAIM_PAID_DATE
--------------------------------------------------------------------------------
FHA_PART_B_CLAIM_PAID_AMT



VA_CLAIM_FILED_DATE
--------------------------------------------------------------------------------
VA_CLAIM_PAID_DATE
--------------------------------------------------------------------------------
VA_CLAIM_PAID_AMT





EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING


The LOSS MIT TYPE field should show the approved Loss Mitigation Code as follows:
-----------------------------------------------------------------------------------------------------------------------------------




NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industr
-----------------------------------------------------------------------------------------------------------------------------------


The OCCUPANT CODE field should show the current status of the property code as follows:
-----------------------------------------------------------------------------------------------------------------------------------










The PROPERTY CONDITION field should show the last reported condition of the property as follows:
-----------------------------------------------------------------------------------------------------------------------------------

















(page)

EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING, CONTINUED



The FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as follows:
-----------------------------------------------------------------------------------------------------------------------------------





DELINQUENCY           DELINQUENCY DESCRIPTION
CODE
-----------

001          FNMA-Death of principal mortgagor

002          FNMA-Illness of principal mortgagor

003          FNMA-Illness of mortgagor's family member

004          FNMA-Death of mortgagor's family member

005          FNMA-Marital difficulties

006          FNMA-Curtailment of income

007          FNMA-Excessive Obligation

008          FNMA-Abandonment of property

009          FNMA-Distant employee transfer

011          FNMA-Property problem

012          FNMA-Inability to sell property

013          FNMA-Inability to rent property

014          FNMA-Military Service

015          FNMA-Other

016          FNMA-Unemployment

017          FNMA-Business failure

019          FNMA-Casualty loss

022          FNMA-Energy environment costs

023          FNMA-Servicing problems

026          FNMA-Payment adjustment

027          FNMA-Payment dispute

029          FNMA-Transfer of ownership pending

030          FNMA-Fraud

031          FNMA-Unable to contact borrower

INC          FNMA-Incarceration





(page)

EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED


The  FNMA  DELINQUENT  STATUS  CODE  field  should show the Status of Default as
     ------------------------------
follows:
    -




STATUS CODE  STATUS DESCRIPTION
-----------  ------------------------------------------


         09  Forbearance

         17  Pre-foreclosure Sale Closing Plan Accepted

         24  Government Seizure

         26  Refinance

         27  Assumption

         28  Modification

         29  Charge-Off

         30  Third Party Sale

         31  Probate

         32  Military Indulgence

         43  Foreclosure Started

         44  Deed-in-Lieu Started

         49  Assignment Completed

         61  Second Lien Considerations

         62  Veteran's Affairs-No Bid

         63  Veteran's Affairs-Refund

         64  Veteran's Affairs-Buydown

         65  Chapter 7 Bankruptcy

         66  Chapter 11 Bankruptcy

         67  Chapter 13 Bankruptcy





(page)
                                    Exhibit E

                                    EXHIBIT K

                     REPORTING DATA FOR REALIZED LOSSES AND GAINS


          CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET


     NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.


               THE NUMBERS ON THE 332 FORM CORRESPOND WITH THE NUMBERS LISTED BELOW.

     LIQUIDATION  AND  ACQUISITION  EXPENSES:
     ----------------------------------------


     1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.


     2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

     3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

     4-12.     Complete  as  applicable.  Required  documentation:

          * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

           *  For  escrow  advances  -  complete  payment  history

              (to  calculate advances from last positive escrow balance forward)

          * Other expenses - copies of corporate advance history showing all payments

          *  REO  repairs  >  $1500  require  explanation

          *  REO  repairs  >$3000  require  evidence  of  at  least  2  bids.

          * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

          *  Unusual  or  extraordinary items may require further documentation.

     13.          The  total  of  lines  1  through  12.

     Credits:
     --------

     14-21.     Complete  as  applicable.  Required  documentation:

     * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

        Letter  of  Proceeds  Breakdown.

     *  Copy  of  EOB  for  any  MI  or  gov't  guarantee

     *  All  other  credits  need  to  be  clearly  defined  on  the  332  form


     22.     The  total  of  lines  14  through  21.





     Please  Note:     For  HUD/VA  loans,  use  line  (18a)  for Part A/Initial
     -------------
proceeds  and  line  (18b)  for  Part  B/Supplemental  proceeds.
     -



     TOTAL  REALIZED  LOSS  (OR  AMOUNT  OF  ANY  GAIN)
     --------------------------------------------------

     23.     The  total derived from subtracting line 22 from 13.  If the amount
represents  a  realized  gain,  show  the  amount  in  parenthesis  (   ).


(page)



                   CALCULATION OF REALIZED LOSS/GAIN FORM 332


     Prepared  by:  __________________               Date:  _______________


     Phone:  ______________________   Email  Address:_____________________






Servicer Loan No.  Servicer Name  Servicer Address







     WELLS  FARGO  BANK,  N.A.  LOAN  NO._____________________________



     Borrower's  Name: _________________________________________________________


     Property Address: _________________________________________________________



     LIQUIDATION  TYPE:  REO  SALE           3RD  PARTY SALE          SHORT SALE
CHARGE  OFF



     WAS  THIS  LOAN  GRANTED  A  BANKRUPTCY DEFICIENCY OR CRAMDOWN          YES
NO


     If  "Yes",  provide  deficiency  or  cramdown  amount
_______________________________



     LIQUIDATION  AND  ACQUISITION  EXPENSES:


     (1)     Actual  Unpaid  Principal  Balance  of  Mortgage  Loan          $
______________     (1)


     (2)     Interest  accrued  at  Net  Rate
________________     (2)


     (3)     Accrued  Servicing  Fees                          ________________
(3)


     (4)     Attorney's  Fees                               ________________
(4)


     (5)     Taxes  (see  page 2)                               ________________
(5)


     (6)     Property  Maintenance                              ________________
(6)


     (7)     MI/Hazard  Insurance  Premiums  (see  page  2)
________________     (7)


     (8)     Utility  Expenses                               ________________
(8)


     (9)     Appraisal/BPO                               ________________
(9)


     (10)     Property  Inspections
________________     (10)


     (11)     FC Costs/Other Legal Expenses                     ________________
(11)


     (12)     Other  (itemize)                               ________________
(12)


               Cash  for  Keys__________________________
________________     (12)


               HOA/Condo  Fees_______________________           ________________
(12)


               ______________________________________           ________________
(12)





               TOTAL  EXPENSES                              $  _______________
(13)


     CREDITS:


     (14)     Escrow  Balance                              $  _______________
(14)


     (15)     HIP  Refund                                   ________________
(15)


     (16)     Rental  Receipts                              ________________
(16)


     (17)     Hazard Loss Proceeds                              ________________
(17)


     (18)     Primary  Mortgage  Insurance  /  Gov't  Insurance
________________     (18a)  HUD  Part  A


                                                  ________________
(18b)  HUD  Part  B


     (19)     Pool  Insurance  Proceeds                         ________________
(19)


     (20)     Proceeds  from  Sale  of  Acquired  Property
________________     (20)


     (21)     Other  (itemize)                              ________________
(21)


          _________________________________________          ________________
(21)





          TOTAL  CREDITS                              $________________     (22)

     TOTAL  REALIZED  LOSS  (OR  AMOUNT OF GAIN)               $________________
(23)


(page)

ESCROW DISBURSEMENT DETAIL


TYPE         DATE PAID  PERIOD OF  TOTAL PAID   BASE   PENALTIES  INTEREST
                        COVERAGE               AMOUNT
(TAX /INS.)
-----------




















(page)
                                    Exhibit F

                                    Exhibit D


         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE


     The assessment of compliance to be delivered by [the Servicer] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":



                 SERVICING CRITERIA     APPLICABLE SERVICING CRITERIA
                 ------------------     -----------------------------


   REFERENCE      CRITERIA
----------------  -----------------------------------------------------------------

                  GENERAL SERVICING CONSIDERATIONS
                  -----------------------------------------------------------------
                  Policies and procedures are instituted to monitor any              X
                  performance or other triggers and events of default in
   1122(d)(1)(i)  accordance with the transaction agreements.
----------------
                  If any material servicing activities are outsourced to third       X
                  parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing
  1122(d)(1)(ii)  activities.
----------------
                  Any requirements in the transaction agreements to maintain a
 1122(d)(1)(iii)  back-up servicer for the mortgage loans are maintained.
----------------
                  A fidelity bond and errors and omissions policy is in effect on    X
                  the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction
  1122(d)(1)(iv)  agreements.
----------------
                  CASH COLLECTION AND ADMINISTRATION

                  Payments on mortgage loans are deposited into the                  X
                  appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction
   1122(d)(2)(i)  agreements.
----------------
                  Disbursements made via wire transfer on behalf of an obligor       X
  1122(d)(2)(ii)  or to an investor are made only by authorized personnel.
----------------
                  Advances of funds or guarantees regarding collections, cash        X
                  flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as
 1122(d)(2)(iii)  specified in the transaction agreements.
----------------
                  The related accounts for the transaction, such as cash             X
                  reserve accounts or accounts established as a form of
                  overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction
  1122(d)(2)(iv)  agreements.
----------------
                  Each custodial account is maintained at a federally insured        X
                  depository institution as set forth in the transaction
                  agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange
   1122(d)(2)(v)  Act.
----------------
                  Unissued checks are safeguarded so as to prevent                   X
  1122(d)(2)(vi)  unauthorized access.
----------------
                   Reconciliations are prepared on a monthly basis for all asset-    X
                  backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These
                  reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction
                  agreements; (C) reviewed and approved by someone other
                  than the person who prepared the reconciliation; and (D)
                  contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
 1122(d)(2)(vii)  transaction agreements.
----------------
                  INVESTOR REMITTANCES AND REPORTING

                  Reports to investors, including those to be filed with the         X
                  Commission, are maintained in accordance with the
                  transaction agreements and applicable Commission
                  requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction
                  agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and
   1122(d)(3)(i)  number of mortgage loans serviced by the Servicer.
----------------
                  Amounts due to investors are allocated and remitted in             X
                  accordance with timeframes, distribution priority and other
  1122(d)(3)(ii)  terms set forth in the transaction agreements.
----------------
                  Disbursements made to an investor are posted within two            X
                  business days to the Servicer's investor records, or such other
 1122(d)(3)(iii)  number of days specified in the transaction agreements.
----------------
                  Amounts remitted to investors per the investor reports agree       X
                  with cancelled checks, or other form of payment, or custodial
  1122(d)(3)(iv)  bank statements.
----------------


                  POOL ASSET ADMINISTRATION

                   Collateral or security on mortgage loans is maintained as         X
                  required by the transaction agreements or related mortgage
   1122(d)(4)(i)  loan documents.
----------------
                  Mortgage loan and related documents are safeguarded as             X
  1122(d)(4)(ii)  required by the transaction agreements
----------------
                  Any additions, removals or substitutions to the asset pool are     X
                  made, reviewed and approved in accordance with any
 1122(d)(4)(iii)  conditions or requirements in the transaction agreements.
----------------
                  Payments on mortgage loans, including any payoffs, made in         X
                  accordance with the related mortgage loan documents are
                  posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance
  1122(d)(4)(iv)  with the related mortgage loan documents.
----------------
                  The Servicer's records regarding the mortgage loans agree          X
                  with the Servicer's records with respect to an obligor's unpaid
   1122(d)(4)(v)  principal balance.
----------------
                  Changes with respect to the terms or status of an obligor's        X
                  mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in
                  accordance with the transaction agreements and related pool
  1122(d)(4)(vi)  asset documents.
----------------
                  Loss mitigation or recovery actions (e.g., forbearance plans,      X
                  modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other
 1122(d)(4)(vii)  requirements established by the transaction agreements.
----------------
                  Records documenting collection efforts are maintained during       X
                  the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
1122(d)(4)(viii)  unemployment).
----------------
                  Adjustments to interest rates or rates of return for mortgage      X
                  loans with variable rates are computed based on the related
  1122(d)(4)(ix)  mortgage loan documents.
----------------
                  Regarding any funds held in trust for an obligor (such as          X
                  escrow accounts): (A) such funds are analyzed, in
                  accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are
                  returned to the obligor within 30 calendar days of full
                  repayment of the related mortgage loans, or such other
   1122(d)(4)(x)  number of days specified in the transaction agreements.
----------------
                  Payments made on behalf of an obligor (such as tax or              X
                  insurance payments) are made on or before the related
                  penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in
  1122(d)(4)(xi)  the transaction agreements.
----------------
                  Any late payment penalties in connection with any payment to       X
                  be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment
 1122(d)(4)(xii)  was due to the obligor's error or omission.
----------------
                  Disbursements made on behalf of an obligor are posted within       X
                  two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
1122(d)(4)(xiii)  transaction agreements.
----------------
                   Delinquencies, charge-offs and uncollectible accounts are         X
                  recognized and recorded in accordance with the transaction
 1122(d)(4)(xiv)  agreements.
----------------
                  Any external enhancement or other support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of Regulation AB, is
  1122(d)(4)(xv)  maintained as set forth in the transaction agreements.
----------------







                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of February 28, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2 (the "Assignee") and Savannah Bank, NA dba Harbourside Mortgage Corporation (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto purchased by the Assignor from the Company and now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of April 1, 2005, between Assignor and Company, as amended by Amendment Number One, dated as of January 1, 2006 (the "Purchase Agreement") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                            ASSIGNMENT AND ASSUMPTION

     Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest as in, to and under (a) the Assigned Loans and (b) the Purchase Agreement with respect to the Assigned Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title or interest, in, to and under the Purchase Agreement with respect to any mortgage loan other than the Assigned Loans listed on Attachment 1. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under (a) Section 2.09 of the Purchase Agreement, (b) Section 4.03 and
Section 4.13 of the Purchase Agreement (but only insofar as such Sections grant to the Purchaser the right to terminate the servicing of defaulted Mortgage Loans and/or REO Properties by the Company) and (c) Section 10.2 of the Purchase Agreement, and the Assignor is retaining the right to enforce such sections against the Company. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Purchase Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     1. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignor's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

     (i) The Assignor has received from Company, and has delivered to the Assignee, all documents required to be delivered to Assignor by the Company prior to the date hereof pursuant to the Purchase Agreement with respect to the Assigned Loans and has not received, and has not requested from the Company, any additional documents; and

     (j) There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignor's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement.

     2. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC2, Asset-Backed Certificates, Series 2006-AC2;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (d) There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement; and

     (e) Assignee assumes for the benefit of each of the Assignor and the Company all of the rights of the Purchaser under the Purchase Agreement with respect to the Assigned Loans.

     3. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (e) The Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of the Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Purchase Agreement in favor of Assignor;

     (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect; and

     (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     4. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

                             RECOGNITION OF ASSIGNEE

     5. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Purchase Agreement (as modified by this AAR Agreement) but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

     6. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC2 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC2.

     Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including, but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Section 11.18 of the Purchase Agreement by or on behalf of the Assignor, or provided under Section 11.18 of the Purchase Agreement by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii)      any  breach  by the Company of its obligations under Section
                    11.18 of Purchase Agreement, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Section 11.18 of the Purchase Agreement, including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

          (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 of the Purchase Agreement or in a writing furnished pursuant to Section 3.01 of the Purchase Agreement and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01 of the Purchase Agreement to the extent made as of a date subsequent to the date hereof; or

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under
                    Section  11.18  of  the  Purchase  Agreement.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

     In the case of any failure of performance described in Section 11.18 of the Purchase Agreement, the Company shall promptly reimburse the Assignor, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

                       MODIFICATION OF PURCHASE AGREEMENT

     7. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The  following  definitions  are added to Article I of the Purchase
Agreement:

     Master  Servicer: Wells Fargo Bank, N.A., or its successors in interest who
     ----------------
     meet the qualifications of the Pooling and Servicing Agreement and this Agreement.

     Pooling  and  Servicing  Agreement:  That  certain  pooling  and  servicing
     ----------------------------------
     agreement, dated as of February 1, 2006, among Bear Stearns Asset Backed Securities I LLC, the Trustee, Wells Fargo Bank, N.A. as master servicer, the Securities Administrator and EMC Mortgage Corporation.

     Securities  Administrator:  Wells  Fargo  Bank,  N.A.
     -------------------------

     Servicing  Fee  Rate:  As  provided  in the related mortgage loan schedule.
     --------------------

     Trustee:  U.S.  Bank National Association, or its successor in interest, or
     -------
     any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     (b) The definition of Business Day is deleted in its entirety and replaced with the following:

     Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal
     ------------
     holiday in the States of New York, Maryland, Minnesota or South Carolina, or (iii) a day on which banks in the States of New York, Maryland, Minnesota or South Carolina are authorized or obligated by law or executive order to be closed.

     (c) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

     Section  11.04      Governing  Law.
                         --------------

          This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     (d) Exhibit O of the Purchase Agreement is deleted in its entirety and replaced with the following:

                                    EXHIBIT O
                                    ---------

         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

     The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

--------------------------------------------------------------------------------------------------------------------
                                                                                                          APPLICABLE
                                                                                                          SERVICING
                                                   SERVICING CRITERIA                                      CRITERIA
----------------  --------------------------------------------------------------------------------------  ----------
   REFERENCE                                           CRITERIA
----------------  --------------------------------------------------------------------------------------  ----------
                                            GENERAL SERVICING CONSIDERATIONS
----------------  --------------------------------------------------------------------------------------  ----------
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other                  X
                  triggers and events of default in accordance with the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and          X
                  procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party                   X
                  participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
                                          CASH COLLECTION AND ADMINISTRATION
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial bank                X
                  accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor              X
                  are made only by authorized personnel.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or                        X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or                  X
                  accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository institution          X
                  as set forth in the transaction agreements. For purposes of this criterion,
                  "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of
                  Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.                       X
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed securities             X
                  related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation;
                  and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
                                          INVESTOR REMITTANCES AND REPORTING
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are                  X
                  maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with                      X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to the                X
                  Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled                 X
                  checks, or other form of payment, or custodial bank statements.
----------------  --------------------------------------------------------------------------------------  ----------
                                               POOL ASSET ADMINISTRATION
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the                   X
                  transaction agreements or related mortgage loan documents.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the                      X
                  transaction agreements
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed               X
                  and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance with                  X
                  the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the Servicer's               X
                  records with respect to an obligor's unpaid principal balance.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans (e.g.,           X
                  loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and             X
                  deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a                   X
                  mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with variable           X
                  rates are computed based on the related mortgage loan documents.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts): (A)             X
                  such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws;
                  and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments) are               X
                  made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on                     X
                  behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business                   X
                  days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and                    X
                  recorded in accordance with the transaction agreements.
----------------  --------------------------------------------------------------------------------------  ----------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1) through
                  (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
--------------------------------------------------------------------------------------------------------------------

                                        [NAME OF COMPANY] [NAME OF SUBSERVICER]


                                        Date:
                                               --------------------------


                                        By:
                                               --------------------------
                                        Name:
                                        Title:

                                  MISCELLANEOUS

     8. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a)       In the case of Company:


               Savannah Bank, NA dba Harbourside Mortgage Corporation 23-B Shelter Cove Land
               Hilton Head, South Carolina 29928
               Attention:  Richard Gillette
               Telecopier No.:  (843) 341-1200

     (b)       In the case of Assignor:

               EMC Mortgage Corporation
               Mac Arthur Ridge II
               909 Hidden Ridge Drive, Suite 200
               Irving, Texas 75038
               Attention:  Ralene Ruyle
               Telecopier No.:  (972) 444-2810

               with a copy  to:
               Bear Stearns Mortgage Capital Corporation
               383 Madison Avenue
               New York, New York 10179
               Attention: Ernie Calabrese
               Telecopier No.:  (212) 272-5591

     (c)       In the case of Assignee:
               U.S. Bank National Association,
               as Trustee
               One Federal Street, 3rd Floor
               Boston, Massachusetts 02110
               Attention: Corporate Trust Services - BSABS I 2006-AC2 Telecopier No.: (617) 603-6638

     9. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of February 1, 2005, among the Assignor, the Assignee, Bear Stearns Asset Backed Securities I LLC, the Master Servicer and Wells Fargo, N.A. as securities administrator, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Purchase Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Purchase Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

               BSABS I 2006-AC2 Master Servicer Collection Account
               Wells Fargo Bank, N.A.
               ABA# 121000248
               Account Name: SAS Clearing
               Account # 3970771416
               For Further Credit to: BSABS I 2006-AC2, Account # 50896000

     and the Company shall deliver all reports required to be delivered under the Purchase Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 8 herein and to the Master Servicer at:

               Wells Fargo Bank, N.A.
               9062 Old Annapolis Road
               Columbia, Maryland 21045
               Attention: Client Manager BSABS I 2006-AC2

     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

     12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this AAR Agreement shall control.

     IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.


                                        EMC MORTGAGE CORPORATION
                                        Assignor

                                        By:
                                               --------------------------
                                        Name:
                                               --------------------------
                                        Title:
                                               --------------------------

                                        U.S. BANK NATIONAL ASSOCIATION, not
                                        individually but solely as Trustee for
                                        the Bear Stearns Asset Backed Securities
                                        I Trust 2006-AC2, Asset-Backed
                                        Certificates, Series 2006-AC2 Assignee

                                        By:
                                               --------------------------
                                        Name:  Maryellen Hunter
                                               --------------------------
                                        Title: Assistant Vice President
                                               --------------------------

                                        SAVANNAH BANK, NA dba HARBOURSIDE
                                        MORTGAGE CORPORATION
                                        Company

                                        By:
                                               --------------------------
                                        Name:
                                               --------------------------
                                        Title:
                                               --------------------------

                                        Acknowledged and Agreed:

                                        WELLS FARGO BANK, N.A.

                                        By:
                                               --------------------------
                                        Name:  Stacey Taylor
                                               --------------------------
                                        Title: Vice President
                                               --------------------------

                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------

                            (AVAILABLE UPON REQUEST)


                                  ATTACHMENT 2

                               PURCHASE AGREEMENT
                               ------------------